Form 10-K
WAMU MORTGAGE PASS THROUGH CERTIFICATES SERIES 2002-AR17
filed 2003-03-27
CIK 1200828

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.
(Exact name of registrant as specified in its charter)

Delaware	333-77026-26	94-2528990
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1201 THIRD AVENUE, WMT 1706
SEATTLE, WASHINGTON 98101
(206) 377-8555
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Not applicable.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: None.

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant’s Reports on Form 8-K concerning the registrant’s WaMu Mortgage Pass-Through Certificates, Series 2002-AR17 (“Certificates”) issued pursuant to the Pooling and Servicing Agreement dated as of January 1, 2002 (the “Pooling Agreement”) are incorporated by reference as set forth in Part IV, Item 15. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Pooling Agreement.

Part I

Item 1. Business.

      Not applicable.

Item 2. Properties.

      Not applicable.

Item 3. Legal Proceedings.

        There are no material pending legal proceedings involving the mortgage loans related to the Certificates, the trustee under the Pooling Agreement or the registrant with respect to the mortgage loans, other than ordinary routine litigation incidental to the trustee’s or the registrant’s duties under the Pooling Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

        No vote or consent of holders of Certificates has been solicited for any purpose during 2002.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      Not applicable.

Item 6. Selected Financial Data.

      Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 8. Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        No material disagreement concerning accounting procedures or change of accountants has occurred.

Part III

Item 10. Directors and Executive Officers of the Registrant.

      Not applicable.

Item 11. Executive Compensation.

      Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Not applicable.

Item 13. Certain Relationships and Related Transactions.

      Not applicable.

Item 14. Controls and Procedures.

      Not applicable.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        The Pooling Agreement requires an officer’s certificate to be delivered to the Trustee on or before April 30, 2003 stating as to the signer thereof, that (i) a review of the activities of the Master Servicer during the calendar year ended December 31, 2002 and performance under the Pooling Agreement has been made under such officer’s supervision, and (ii) to the best of such officer’s knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Pooling Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof. Such officer’s certificate dated as of March 21st, 2003 is attached hereto as Exhibit 99.1.

        Attached hereto as Exhibit 99.2 is the Certification of Disclosure for this Form 10-K.

        The Pooling Agreement requires a statement from a firm of independent public accountants to be furnished to the Trustee on or before April 30, 2003, conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants on the Master Servicer’s minimum servicing standards as a master servicer as of and for the year ended December 31, 2002. Such independent public accountant´s statement, dated February 20, 2003 is attached hereto as Exhibit 99.3. The management´s assetrtion concerning compliance with Washington Mutual Mortgage Securities Corp.’s minimum servicing standards referenced therein is attached hereto as Exhibit 99.4.

        The registrant filed Reports on Form 8-K that described distributions made to Certificateholders on the Distribution Date occurring in the month preceding the month in which such Report on Form 8-K was filed and also provided certain information regarding delinquent Mortgage Loans and credit enhancements as of such Distribution Date. Such Reports on Form 8-K are incorporated by reference as follows:

WaMu Mortgage Pass-Through Certificates, Series 2002-AR17

Monthly Distribution Report for month indicated - 2002	Date Filed

December	December 10, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:       March 26, 2003

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP. By: /s/ Thomas G. Lehmann ------------------------------------------------ Thomas G. Lehmann First Vice President and Sr. Counsel

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Megan M. Davidson
----------------------------------------------------------------------------------
Megan M. Davidson, Senior Vice President and Director
Date: March 20, 2003

By: /s/ Craig S. Davis
----------------------------------------------------------------------------------
Craig S. Davis, Director
Date: March 21, 2003

By: /s/ Marangal I. Domingo
----------------------------------------------------------------------------------
Marangal I. Domingo, Chief Executive Officer and Director
Date: March 21, 2003

By: /s/ Michael J. Kula
----------------------------------------------------------------------------------
Michael J. Kula, Senior Vice President and Director
Date: March 21, 2003

By: /s/ Lehr Stuart
----------------------------------------------------------------------------------
Lehr Stuart, Director
Date: March 24, 2003

By: /s/ Robert H. Miles
----------------------------------------------------------------------------------
Robert H. Miles, Senior Vice President and Director
Date: March 21, 2003

By: /s/ Michael L. Parker
----------------------------------------------------------------------------------
Michael L. Parker, President and Director
Date: March 21, 2003

By: /s/ Marc K. Malone
----------------------------------------------------------------------------------
Marc K. Malone, First Vice President and Controller
Date: March 26, 2003

Exhibit 99.1	Officer’s Certificate as to Compliance for the WaMu Mortgage Pass-Through Certificates, Series 2002-AR17 dated as of March 21st, 2003

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.
OFFICER’S CERTIFICATE

        The undersigned officer of Washington Mutual Mortgage Securities Corp., a Delaware corporation (the “Company”) hereby certifies on behalf of the Company and on his own behalf for purposes of the WaMu Mortgage Pass-Through Certificates, Series 2002-AR17, as follows:

1.	I am the duly appointed, qualified and acting President of the Company.

2.	Capitalized terms used and not defined herein shall have the meanings ascribed to such terms in the Pooling and Servicing Agreement related to the above-referenced series of Certificates.

3.	I am duly authorized to execute and deliver this Officer’s Certificate on behalf of the Company.

4.	A review of the activities of the Master Servicer during the preceding calendar year and performance under this Agreement has been made under my supervision.

5.	To the best of my knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.

        IN WITNESS WHEREOF, I have signed my name as of March 21st, 2003.

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP. By: /s/ Michael L. Parker ------------------------------------------------ Michael L. Parker President and Director

Exhibit 99.2

WAMU MORTGAGE PASS-THROUGH CERTIFICATES,
SERIES 2002-AR17

        I, Michael L. Parker, a President and Director of Washington Mutual Mortgage Securities Corp., certify that:

    1.        I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of WaMu Mortgage Pass-Through Certificates, Series 2002-AR17;

    2.        Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

    3.        Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

    4.        I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

    5.        The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

        In giving the certifications above, I have reasonably relied on information provided to me by unaffiliated third parties acting as servicers and sub-servicers.

Dated: March 21st, 2003

By: /s/ Michael L. Parker ------------------------------------------------ Michael L. Parker President and Director

Exhibit 99.3

[LETTERHEAD OF DELOITTE & TOUCHE]

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and StockholderWashington
Mutual Mortgage Securities Corp.

We have examined management’s assertion, included in the accompanying Management’s Assertion Concerning Compliance with Washington Mutual Mortgage Securities Corp.‘s Minimum Servicing Standards, that Washington Mutual Mortgage Securities Corp. (WMMSC) complied with the minimum servicing standards in its role as Master Servicer as of and for the year ended December 31, 2002. Such assertions were examined relating to those series of certificates included in the attached Exhibit 1. Management is responsible for WMMSC’s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management’s assertion about WMMSC’s compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about WMMSC’s compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representations that our examination procedures were performed on a specific series of certificates as listed in the attached Exhibit I. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on WMMSC’s compliance with its minimum servicing standards.

In our opinion, management’s assertion that WMMSC complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 20, 2003

WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

Exhibit I

POOL NUMBER	SERIES NAME
1990	Sasco 2002-26
1663	2000-CMC-01
1700	CFSB 2001-1
1707	CSFB 2001-2
1783	CSFB 2001-26
1795	CSFB 2001-28
1807	CSFB 2001-33
1709	CSFB 2001-4
1723	CSFB 2001-9
1710	CSFB 2001-AR7
1523	FNT 1999-2
1681	FNT 2000-1
1535	FNT 99-3
1655	PNCMT 2000-01
1445	1998-2
1507	1999-A1 INDYMAC
1508	1999-A2 INDYMAC
1546	INMC - RAST -A5
1522	INMC RAST A3
1776	Thornburg 2001-1 & 2
1773	CHASE 2001-S5
1797	CHASE 2001-S7
1855	Chase 2002-S6
1732	CSFB 2001-11
1738	CSFB 2001-AR14
1867	CSFB 2002-19
1875	CSFB 2002-22
1898	CSFB 2002-24
1935	CSFB 2002-26
1949	CSFB 2002-29
1976	CSFB 2002-30
1992	CSFB 2002-34
2009	CSFB 2002-34
1828	CSFB 2002-5
1831	CSFB 2002-7
1836	CSFB 2002-9
1823	CSFB 2002-AR2
1870	CSFB 2002-AR21
1896	CSFB 2002-AR25
1939	CSFB 2002-AR27
1952	CSFB 2002-AR28
1971	CSFB 2002-AR31
2001	CSFB 2002-AR33
1842	CSFB 2002-AR8
2030	CSFB 2003-1
2033	CSFB 2003-AR2
1765	CSFB2001-AR19
1851	CSFB2002-10
1861	CSFB2002-18
1857	CSFB2002-AR13
1677	DLJ ABS-2000-2
1740	FNT 2001-2
1764	FNT 2001-4
1705	SASCO 2001-8A
1946	SBMSI 2002-HYB1
1001	1982-2
1003	1982-3
1007	1982-4 (FSLIC)
1124	1984 ARM I-2-2
1122	1984 ARM S-1-1
1119	1984 ARM-I-1-1
1120	1984 ARM-I-1-2
1123	1984 ARM-S-2-1
1104	1984-1 (FSLIC)
1111	1984-2 (FSLIC)
1112	1984-3 (FSLIC)
1133	1985 PA-1 ARM
1126	1985-1 ARM
1136	1985-10 ARM
1138	1985-11 ARM
1139	1985-12 ARM
1140	1985-13 ARM
1146	1985-15 ARM
1145	1985-16 ARM
1147	1985-17 ARM
1149	1985-18 ARM
1150	1985-19 ARM
1127	1985-2 ARM
1152	1985-20 ARM
1157	1985-22 ARM
1158	1985-23 ARM
1128	1985-4 ARM
1130	1985-5 ARM
1125	1985-6 ARM
1132	1985-7 ARM
1134	1985-8 ARM
1135	1985-9 ARM
1156	1985-PR3
1163	1986 PA-1 ARM
1159	1986-1 ARM
1167	1986-2 ARM
1168	1986-3 ARM
1165	1986-PA3 ARM
1166	1986-PA4 ARM
1170	1986-PA6
1160	1986-PR1
1217	1987-1 ARM
1218	1987-2 ARM
1228	1987-B
1252	1987-C
1216	1987-PA1
1258	1987-PA10
1256	1987-PA12 ARM
1259	1987-PA13 ARM
1263	1987-PA14 ARM
1221	1987-PA2 ARM
1224	1987-PA5
1225	1987-PA6 ARM
1229	1987-PA7 ARM
1248	1987-PA8
1254	1987-PA9 ARM
1233	1987-PR1
1242	1987-PR10
1243	1987-PR11
1245	1987-PR13
1241	1987-PR9
1283	1988-A
1253	1988-PA1 ARM
1276	1988-PA10 ARM
1279	1988-PA12 ARM
1280	1988-PA13 ARM
1281	1988-PA14 ARM
1286	1988-PA16 ARM
1287	1988-PA17 ARM
1288	1988-PA18
1290	1988-PA19
1251	1988-PA2 A ARM
1262	1988-PA2 B ARM
1269	1988-PA4 ARM
1270	1988-PA6 ARM
1273	1988-PA7 ARM
1275	1988-PA9 ARM
1272	1988-PR1
1294	1989-A
1257	1989-PA1 ARM
1295	1989-PA2
1293	1989-PR1
1308	1990-6
1297	1990-PR1
1312	1991-D
1324	1992-2
1349	1993-1
1360	1993-11
1351	1993-3
1354	1993-6
1355	1993-7
1356	1993-9
1359	1993-PA1
1370	1995-PA1
1376	1996-PA2
1116	84 ARM P-1-1-4
1323	1992-1
1470	1998-3 IMPAC
1545	1999-7
1775	2001-AR2
1788	2001-AR3
1782	2001-AR4
1800	2001-AR6
1817	2002-AR1
1813	2002-AR2
1824	2002-AR3
1844	2002-AR4
1853	2002-AR5
1863	2002-AR6
1864	2002-S3
1811	Thornburg 2001-2
1799	WAMMS 2001-AR1
1931	Wamu 2002-AR10
1932	Wamu 2002-AR11
1938	Wamu 2002-AR12
1943	Wamu 2002-AR13
1944	Wamu 2002-AR14
1958	Wamu 2002-AR15
1959	Wamu 2002-AR16
1956	Wamu 2002-AR17
1981	Wamu 2002-AR18
2011	Wamu 2002-AR19
1848	Wamu 2002-AR7
1888	Wamu 2002-AR8
1889	Wamu 2002-AR9
1960	Wamu 2002-S7
2006	Wamu 2002-S8
1317	1991-I
1318	1991-J LIBOR
1319	1991-K
1321	1991-M MC
1334	1992-12
1340	1992-18
1343	1992-20
1345	1992-21
1330	1992-8
1342	1992-PR1
1353	1993-5
1380	1996-1
1412	1997 BPA2
1458	1998-7
1471	1998-10
1475	1998-11
1488	1998-12
1494	1998-14
1462	1998-8
1466	1998-9
1538	1999-5
1502	1999-1
1569	1999-10
1632	1999-11
1641	1999-12
1510	1999-2
1517	1999-3
1528	1999-4
1547	1999-6
1549	1999-8
1563	1999-9
1562	1999-A-PAMEX
1659	2000-02
1650	2000-1
1664	2000-3
1671	2000-4
1678	2000-5
1682	2000-6
1680	2000-7
1689	2000-8
1694	2000-9
1696	2001-1
1699	2001-2
1727	2001-3
1734	2001-4
1729	2001-5
1746	2001-6
1743	2001-7
1750	2001-8
1753	2001-9
1759	2001-MS10
1772	2001-MS11
1779	2001-MS12
1790	2001-MS14
1802	2001-MS15
1777	2001-S10
1796	2001-S11
1749	2001-S8
1758	2001-S9
1818	2002-MS1
1833	2002-MS2
1846	2002-MS3
1858	2002-MS4
1814	2002-S1
1825	2002-S2
1843	2002-WH4
1726	ABNMC 2001-1
1748	ABNMC 2001-4
1984	AMAC 2002-9
6215	MLCC 96-PA4
6216	MLCC 96-PA5
1945	UBS Mstr 2002-6
1839	WAMMS 2002-AR1
1882	Wamms 2002-AR2
1979	Wamms 2002-AR3
2003	Wamms 2002-MS10
1987	Wamms 2002-MS11
1991	Wamms 2002-MS12
1878	Wamms 2002-MS5
1893	Wamms 2002-MS6
1947	Wamms 2002-MS7
1967	Wamms 2002-MS8
1965	Wamms 2002-MS9
2023	Wamms 2003-AR1
2021	Wamms 2003-MS1
2016	Wamms 2003-MS2
2020	Wamms 2003-MS6
1762	WAMU 2001-AR1
1886	Wamu 2002-S5
1942	Wamu 2002-S6
1995	1984-2 (FSLIC)
1996	1984-3 (FSLIC)
1933	UBS Mastr 2002-5
1363	1993-12
1361	1993-PA2A
1362	1993-PA2B
1364	1994-1
1366	1994-2
1367	1994-3
1368	1994-4
1365	1994-PA1
1369	1995-1
1372	1995-2
1374	1995-3
1373	1995-PA2
1371	1995-PR1
1381	1996-2
1385	1996-3
1426	1996-4
1377	1996-GROUP-1
1375	1996-PA1
1384	1996-PA10
6028	1996-PA2
6023	1996-PA4
1378	1996-PA5
1379	1996-PA6
1383	1996-PA9
1391	1997 PR-1
1387	1997-1
1388	1997-2
1428	1997-3
1430	1997-4
1394	1997-5
1432	1997-6
1402	1997-8
1405	1997-H
1397	1997-MS1
1406	1998-1
1416	1998-2
1437	1998-3
1440	1998-4
1448	1998-5
1452	1998-6
1434	CMC 1997-2
1683	DLJ ABS 2000-3
1757	MLMI 2001-WM1
1982	UBS MALT 2002-3
1978	UBS Mstr 2002-8
1154	1985-21 ARM
6517	1996-PA4
6515	1999-FSB1
6516	1999-FSB1
1704	2001-FL1
6217	2001-MS1
1701	2001-RP1
1702	2001-RP2
1492	CHASE 98S7
1711	PNC TRUST

Exhibit 99.4

Management’s Assertion Concerning Compliance with Washington Mutual Mortgage Securities Corp.’s Minimum Servicing Standards

February 20, 2003

Deloitte & Touche LLP
700 Fifth Avenue
Suite 4500
Seattle, Washington 98104

For the year ended December 31, 2002, Washington Mutual Mortgage Securities Corp. (WMMSC) has complied in all material respects with our minimum servicing standards set forth below under master servicing arrangements. Primary servicing functions are performed by various subservicers.

Our minimum standards are:

I.     RECONCILIATIONS

A.     Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

    1)        Be mathematically accurate.

    2)        Be prepared within forty-five (45) calendar days after each clearing account’s statement cutoff date.

    3)        Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items.

B.     Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

C.     Each clearing account shall be maintained as prescribed by applicable pooling and servicing agreements.

Exception — During the year, certain reconciliations were not completed within our minimum servicing standards and contained items that were not resolved within 90 calendar days of their original identification. These occurrences did not adversely impact trustees, paying agents, or investors. The reconciliation process has since been enhanced and the December 31, 2002 reconciliations were in compliance with the minimum servicing standards in all material respects.

II.     SUBSERVICER REMITTANCES

A.     Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

B.     Remittances from subservicers shall be reconciled to applicable loan records maintained by WMMSC during the appropriate accounting cycle.

C.     Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

    1)        Be mathematically accurate.

    2)        Be prepared within thirty (30) calendar days after the cutoff date.

III.     DISBURSEMENTS

A.     Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

B.     Disbursements from the clearing accounts for amounts remitted to trustees, paying agents and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

C.     Only permitted withdrawals, per our interpretation of the applicable pooling and servicing agreements, shall be made from the clearing accounts.

D.     Disbursements to trustees, paying agents and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

IV.     INVESTOR ACCOUNTING AND REPORTING

A.     Statements to the trustees, paying agents and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V.     MORTGAGOR LOAN ACCOUNTING

A.     Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI.     DELIQUENCIES

A.     Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents and investors

VII.     INSURANCE POLICIES

As of and for this same period, Washington Mutual, Inc. (the ultimate parent of WMMSC) maintained a fidelity bond in the amount $110,000,000 and a mortgage impairment/mortgagees errors and omissions and professional liability insurance policy in the amount of $20,000,000.

/s/ Michael L. Parker
____________________________________
Michael L. Parker
President
Washington Mutual Mortgage Securities Corp.

/s/ Marangal I. Domingo
____________________________________
Marangal I. Domingo
Director and Chief Executive Officer
Washington Mutual Mortgage Securities Corp.